Form 10-Q
period 1996-03-31
PROVIDENT COMPANIES INC
filed 1996-05-13
CIK 1004316

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM  10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

Commission file number                                            000-19388
                                                                  ---------

                           PROVIDENT COMPANIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          62-1598430
- -------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


                1 Fountain Square, Chattanooga, Tennessee 37402
                -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (423)755-1011
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                    None
- -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No
       ------           ------

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                             OUTSTANDING AT March 31, 1996
- ------------------------------                 -----------------------------
Common Stock, $1.00 Par Value                           45,465,135



                                        Total number of pages included are 28
                                                                           ----

                           PROVIDENT COMPANIES, INC.


                                     INDEX

                                                                                PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited):

               Condensed Consolidated Statements of Financial
                Condition at March 31, 1996 and December 31, 1995                3

               Condensed Consolidated Statements of Income for the
                 Three Months Ended March 31, 1996 and 1995                      5

               Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1996 and 1995                      6

               Notes to Condensed Consolidated Financial Statements              7

               Independent Accountants' Review Report                           11


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              12


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                                 21


                        PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

 PROVIDENT COMPANIES, INC. AND SUBSIDIARIES



                                                      March 31                               December 31
                                                       1996                                     1995
                                                                (in millions of dollars)
                                               -----------------------------------------------------------
                                               (Unaudited)
 ASSETS
     Investments
        Fixed Maturity Securities
           Available-for-Sale                             $11,668.9                              $12,318.6
           Held-to-Maturity                                   238.5                                  299.0
        Equity Securities                                       4.7                                    5.3
        Mortgage Loans                                         19.5                                  104.8
        Real Estate                                           188.2                                  203.7
        Policy Loans                                        1,593.0                                1,574.6
        Other Long-term Investments                            14.0                                   14.0
        Short-term Investments                                123.8                                  231.0
                                                          ---------                              ---------
           Total Investments                               13,850.6                               14,751.0

     Cash and Bank Deposits                                    34.7                                   24.8
     Accounts Receivable                                       80.7                                   41.3
     Premiums Receivable                                       81.8                                   75.5
     Reinsurance Receivable                                   447.9                                  435.3
     Accrued Investment Income                                304.5                                  277.4
     Deferred Policy Acquisition  Costs                       439.0                                  271.8

     Property and Equipment                                    50.4                                   49.2
     Miscellaneous                                             17.6                                   17.2
     Separate Account Assets                                  348.9                                  357.8
                                                          ---------                              ---------


 TOTAL ASSETS                                             $15,656.1                              $16,301.3
                                                          =========                              =========





See notes to condensed consolidated financial statements.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                                                  March 31                             December 31
                                                                    1996                                 1995
                                                                            (in millions of dollars)
                                                                 --------------------------------------------------
                                                                     (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY
     Policy and Contract Benefits                                     383.0                              $   383.7
     Reserves for Future Policy and Contract Benefits               7,752.8                                7,814.6
      and Unearned Premiums

     Policyholders' Funds and Experience Rating Refunds             4,904.6                                5,492.4
     Federal Income Tax Liability                                      62.5                                   67.1
     Short-term Debt                                                   45.6                                    1.4
     Long-term Debt                                                   200.0                                  200.0
     Other Liabilities                                                326.1                                  332.0
     Separate Account Liabilities                                     348.9                                  357.8
                                                                  ---------                              ---------
 TOTAL LIABILITIES                                                 14,023.5                               14,649.0
                                                                  ---------                              ---------
 COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 4

 STOCKHOLDERS' EQUITY
     Preferred Stock                                                  156.2                                  156.2
     Common Stock, $1 par                                              45.5                                   45.4
     Additional Paid-in Capital                                         7.0                                    5.8
     Net Unrealized Gain on Securities                                 58.0                                  101.9

     Foreign Currency Translation Adjustment                           (4.9)                                  (4.8)

     Retained Earnings                                              1,370.8                                1,347.8
                                                                  ---------                              ---------
 TOTAL STOCKHOLDERS' EQUITY                                         1,632.6                                1,652.3
                                                                  ---------                              ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $15,656.1                              $16,301.3
                                                                  =========                              =========





See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


PROVIDENT COMPANIES, INC. AND SUBSIDIARIES


                                                                            Three Months Ended March 31
                                                                               1996               1995
                                                                  (in millions of dollars, except share data)
                                                                  ----------------------------------------------------

 REVENUE
    Premium Income                                                           $    304.6          $    361.0
    Net Investment Income                                                         278.5               313.0
    Net Realized Investment Losses                                                 (0.6)               (3.9)
    Other Income                                                                    9.2                43.7
                                                                             ----------          ----------
 TOTAL REVENUE                                                                    591.7               713.8
                                                                             ----------          ----------
 BENEFITS AND EXPENSES
    Policy and Contract Benefits                                                  299.4               394.7
    Change in Reserves for Future Policy and Contract Benefits                    140.8               155.6
     and Policyholders' Funds

    Amortization of Policy Acquisition Costs                                       16.9                17.1

    Salaries                                                                       17.1                39.0
    Other Operating Expenses                                                       64.1                87.8
                                                                             ----------          ----------
 TOTAL BENEFITS AND EXPENSES                                                      538.3               694.2
                                                                             ----------          ----------
 INCOME BEFORE FEDERAL INCOME TAXES                                                53.4                19.6
 FEDERAL INCOME TAXES                                                              19.0                 7.3
                                                                             ----------          ----------
 NET INCOME                                                                  $     34.4          $     12.3
                                                                             ==========          ==========

 NET INCOME PER COMMON SHARE - NOTE 2                                        $     0.69          $     0.20

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  45,434,964          45,363,263


 DIVIDENDS PER COMMON SHARE                                                  $     0.18          $     0.18





See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


PROVIDENT COMPANIES, INC. AND SUBSIDIARIES





                                                                 Three Months Ended March 31
                                                                  1996                1995
                                                                 (in millions of dollars)
                                                             ---------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                      $   142.2           $    120.7
                                                                ---------           ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Sales of Investments                              438.7                344.6

    Proceeds from Maturities of Investments                         427.5                251.7

    Purchase of Investments                                        (503.7)              (425.7)
    Net Sales of Short-term Investments                             107.1                267.7

    Other                                                           (47.5)               (52.0)
                                                                ---------           ----------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                          422.1                386.3
                                                                ---------           ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits to Policyholder Accounts                                97.4                165.3
    Maturities and Benefit Payments from Policyholder Accounts     (685.9)              (674.3)

    Net Short-term Borrowings                                        44.2                  3.8
    Issuance of Common Stock                                          1.3                  0.6
    Dividends Paid to Stockholders                                  (11.4)               (11.4)
    Other                                                               -                 (0.4)
                                                                ---------           ----------
 NET CASH USED BY FINANCING ACTIVITIES                             (554.4)              (516.4)
                                                                ---------           ----------

 NET INCREASE (DECREASE) IN CASH AND BANK DEPOSITS                    9.9                 (9.4)


 CASH AND BANK DEPOSITS AT BEGINNING OF PERIOD                       24.8                 35.3
                                                                ---------           ----------

 CASH AND BANK DEPOSITS AT END OF PERIOD                        $    34.7           $     25.9
                                                                =========           ==========






See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

MARCH 31, 1996

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2--EARNINGS PER SHARE

Earnings per common share are computed using net income less preferred stock dividends ($3.2 million for the three month periods ended March 31, 1996 and 1995) divided by the weighted average number of common shares outstanding. There is no significant difference between earnings per share on a primary or fully diluted basis.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

MARCH 31, 1996

NOTE 3--SEGMENT INFORMATION

A summary by segment of the Company's revenue and income before federal income taxes, excluding and including net realized investment gains and losses, follows:

                                                            Three Months Ended March 31
                                                              1996              1995
                                                             (in millions of dollars)
                                                            ----------------------------
 Revenue (Excluding Net Realized
 Investment Gains and Losses)
     Individual Life and Disability                              $257.7        $250.4
     Employee Benefits                                            161.9         150.7
     Other Operations                                             172.7         316.6
                                                                 ------        ------
         Total                                                   $592.3        $717.7
                                                                 ======        ======
 Income (Loss) Before Net Realized
 Investment  Gains and Losses and
 Federal Income Taxes
     Individual Life and Disability                              $ 22.8       $ (16.8)
     Employee Benefits                                             14.6          12.4
     Other Operations                                              16.6          27.9
                                                                 ------       -------
         Total                                                   $ 54.0       $  23.5
                                                                 ======       =======

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

MARCH 31, 1996

NOTE 3--SEGMENT INFORMATION - CONTINUED


                                                              Three Months Ended March 31
                                                               1996                1995
                                                               (in millions of dollars)
                                                              ----------------------------
 Revenue (Including Net Realized
     Investment Gains and Losses)
     Individual Life and Disability                              $ 262.2        $ 251.1
     Employee Benefits                                             161.5          151.0
     Other Operations                                              168.0          311.7
                                                                 -------        -------
         Total                                                   $ 591.7        $ 713.8
                                                                 =======        =======
 Income (Loss) Before Federal Income Taxes

     Individual Life and Disability                              $  27.3        $ (16.1)
     Employee Benefits                                              14.2           12.7
     Other Operations                                               11.9           23.0
                                                                 -------        -------
         Total                                                   $  53.4        $  19.6
                                                                 =======        =======


Total revenue (excluding net realized investment gains and losses) includes premium income, net investment income, and other income. Total revenue (including net realized investment gains and losses) includes premium income, net investment income, net realized investment gains and losses, and other income.

NOTE 4--COMMITMENTS AND CONTINGENT LIABILITIES

Various lawsuits against the Company have arisen in the normal course of business. Contingent liabilities that might arise from litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

MARCH 31, 1996

NOTE 5--CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS
121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,effective January 1, 1996. SFAS 121 requires that long- lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS 121 also requires that long-lived assets and certain intangibles to be disposed of generally be reported at the lower of the carrying amount or fair value less cost to sell.

The primary assets of the Company which are subject to SFAS 121 are investment real estate and property and equipment used in the Company's daily operations. The effect of the adoption of SFAS 121 on the Company's financial position and results of operations was immaterial.

NOTE 6--SuBSEQUENT EVENTS

On April 29, 1996, the Company entered into a definitive agreement (the Agreement) to acquire The Paul Revere Corporation (Paul Revere), a provider of life and disability insurance products, at a price of approximately $1.2 billion. Under the terms of the Agreement, the Company has agreed to pay $20 per share in cash and $6 per share in newly issued common stock to Textron Inc., an 83 percent shareholder of Paul Revere. The remaining Paul Revere shareholders may elect to receive per share $26 in cash; a combination of $20 cash and a number of shares of the Company's common stock equal to the product of 6 and the Exchange Ratio; or a number of shares of the Company's common stock equal to the product of 26 and the Exchange Ratio. The Exchange Ratio (as defined in the Agreement) is based on the Company's common stock price during a defined period prior to closing and is subject to certain maximum and minimum share amounts.

The transaction will be financed through $145.0 million of internally generated funds, $541.8 million in debt, approximately $270.0 million in common equity issuance to Paul Revere shareholders, and $300.0 million in common equity issuance to Zurich Insurance Company, a Swiss insurer, or one or more of its affiliates. The Company has also entered into a strategic alliance with the Zurich Insurance Group.

The transaction is subject to regulatory and shareholder approval and is expected to close during the third quarter of 1996.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT




Board of Directors and Shareholders
Provident Companies, Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of Provident Companies, Inc. and Subsidiaries as of March 31, 1996, the related condensed consolidated statements of income for the three month periods ended March 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Provident Companies, Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated February 8, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.



                                        ERNST & YOUNG LLP



Chattanooga, Tennessee
May 3, 1996

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


       Revenue excluding net realized investment gains and losses ("revenue") declined $125.4 million, or 17.5 percent, to $592.3 million in the first quarter of 1996 from $717.7 million in the first quarter of 1995. The decline was the result of lower revenue in the other operations segment ($143.9 million), which was partly offset by increased revenue in the individual life and disability segment ($7.3 million) and the employee benefits segment ($11.2 million).

       Income before net realized investment gains and losses and federal income taxes ("income") increased $30.5 million, or 129.8 percent, to $54.0 million in the first quarter of 1996 from $23.5 million in the first quarter of 1995. The increase was the result of increased income in the individual life and disability segment ($39.6 million) and employee benefits segment ($2.2 million) which was partly offset by lower income in the other operations segment ($11.3 million).

                        INDIVIDUAL LIFE AND DISABILITY

       Revenue in the individual life and disability segment increased $7.3 million or 2.9 percent, to $257.7 million in the first quarter of 1996 from $250.4 million in the first quarter of 1995. The increase was primarily the result of higher net investment income. Net investment income in this segment increased $9.0 million, or 10.5 percent, due to an increased allocation of capital to the individual disability income line of business and higher investment income from the individual annuity line of business. Premium income in this segment increased $0.6 million, or 0.4 percent, to $161.0 million in the first quarter of 1996 from $160.4 million in the first quarter of 1995.
The increase was primarily the result of improvements in persistency in the individual disability income line of business.

       In November 1994, the Company announced its intention to discontinue selling individual non-cancellable disability income contracts with own-occupation provisions (other than conversion policies available under existing contractual arrangements). The Company is focusing on providing "loss of earnings" contracts which insure income rather than occupation, instead of the traditional non-cancellable own-occupation contracts. During the transition to the new products, revenue in this line is expected to decline as a result of a period of lower premiums associated with the new products. The magnitude and duration of the expected decline are dependent on the response of customers and competitors in the industry. In the first quarter of 1996, annualized new premiums for individual disability income declined to $8.8 million, from $18.2 million in the first quarter of 1995.

       Income in this segment increased $39.6 million to $22.8 million in the first quarter of 1996 from a loss of $16.8 million in the first quarter of 1995. This segment includes the results of the individual disability income line, which produced income of $14.5 million in the first quarter of 1996 compared to a loss of $20.5 million in the first quarter of 1995. The loss in the first quarter of 1995 resulted primarily from adverse claim experience. Morbidity experience was at somewhat higher levels than expected in the first quarter of 1995. New claims declined at the end of 1995, and claim termination rates were at higher levels in the final three quarters of 1995. Claim experience in the first quarter of 1996 was improved over that of the first quarter of 1995. Management believes substantial investments in the individual disability claims management process over the past year helped produce the significant improvement in results in this line. The individual life line of business produced income of $8.1 million in the first quarter of 1996, compared to $3.7 million in the first quarter of 1995, primarily due to improved mortality.

       The Company performed a loss recognition study as of September 30, 1993, which projected that morbidity would improve over time as a result of stricter policy provisions, tighter underwriting requirements, improved claim handling procedures (consisting of centralization of the claims-paying function in the home office and the availability of additional technical resources), the effects of anti-selection wearing off over time, and general improvement in the economy. Loss recognition studies were also performed as of December 31, 1994, and December 31, 1995. The December 1994 and December 1995 studies followed the same principles as the September 1993 study. Based upon the assumptions used in the December 1995 study, which represented management's best estimates at the time of the study, reserves were adequate at the end of 1995.

       The Company has engaged outside consultants to work with its personnel in refining its methodology for analyzing frequency and severity rates, as well as other factors that may affect reserve adequacy. Management believes these refinements should provide the Company a better methodology for anticipating changes in morbidity rates and a better methodology for reflecting those changes in the management of its business. Although still in the developmental stage, the results of preliminary testing of these methodologies appear encouraging, and if they prove reliable, would indicate a sufficiency in the Company's reserves at December 31, 1995. As the Company gains additional experience to prove the validity of the refined methodologies, adjustments to reserve assumptions for new claims on the existing block of business may be appropriate in future periods.

       It is not possible to predict with certainty whether morbidity, interest rates, and expenses will continue at a level consistent with the Company's assumptions, improve, or deteriorate; however, the current assumptions as to these factors represent management's best estimates in light of present circumstances. Additional increases to reserves would be required if there is material deterioration in morbidity, interest rates, and/or expenses. As part of its ongoing management of this line of business, the Company will conduct a loss recognition study annually to validate the continued adequacy of current reserves.


                               EMPLOYEE BENEFITS


       Revenue in the employee benefits segment increased $11.2 million, or 7.4 percent, to $161.9 million in the first quarter of 1996 from $150.7 million in the first quarter of 1995. The increase was primarily the result of an increase in premium income of $8.6 million, or 6.7 percent, to $136.9 million in the first quarter of 1996 from $128.3 million in the first quarter of 1995. Increased premium income in the voluntary benefits, group life, group disability, and packaged products lines of business contributed to this increase. Net investment income increased $2.3 million, or 10.9 percent, to $23.4 million in the first quarter of 1996 from $21.1 million in the first quarter of 1995.

       Income in this segment increased $2.2 million, or 17.7 percent, to $14.6 million in the first quarter of 1996 from $12.4 million in the first quarter of 1995. Increased income in the voluntary benefits and group disability lines of business was only partially offset by lower income in the medical stop-loss and packaged products lines of business. Income from the group life line of business was even at $3.6 million in the first quarter of 1996 compared to the first quarter of 1995. The group disability line of business produced income of $0.4 million in the first quarter of 1996, compared to a loss of $3.5 million in the first quarter of 1995. This increase was due to improved loss ratios. The voluntary benefits line of business produced income of $4.4 million in the first quarter of 1996, compared to $1.3 million in the first quarter of 1995, primarily due to improved loss ratios and an improved expense ratio.

                                OTHER OPERATIONS

       Revenue in the other operations segment declined $143.9 million, or 45.5 percent, to $172.7 million in the first quarter of 1996 from $316.6 million in the first quarter of 1995. The decline was primarily due to the sale of the medical services line of business effective April 30, 1995, which produced revenue of $107.7 million in the first quarter of 1995. In addition, revenue in the group pension line of business declined $47.7 million, or 29.7 percent, to $112.7 million in the first quarter of 1996 from $160.4 million in the first quarter of 1995 due to a decrease in funds under management. Premium income in this segment declined $65.6 million to $6.7 million in the first quarter of 1996 from $72.3 million in the first quarter of 1995. This decline is primarily due to the sale of the medical services line of business, which produced $67.4 million of premium income in the first quarter of 1995.

       Income in this segment declined $11.3 million, or 40.5 percent, to $16.6 million in the first quarter of 1996 from $27.9 million in the first quarter of 1995. The decline was primarily the result of lower income in the group pension line of business, which declined $6.5 million, or 33.9 percent, to $12.7 million in the first quarter of 1996 from $19.2 million in the first quarter of 1995. The decline in this line was primarily the result of lower funds under management and lower income from a reduced amount of capital allocated to this line. The Company announced in December 1994, that it would discontinue the sale of traditional guaranteed investment contracts (GICs). Funds under management from traditional GICs declined $2.241 billion, or 34.5 percent, to $4.249 billion at March 31, 1996, from $6.490 billion at March 31, 1995. Total funds under management and equivalents declined $1.357 billion, or
13.6 percent, to $8.597 billion at March 31, 1996, from $9.954 billion at March 31, 1995. Included in this total are accumulated funds from the sale of synthetic GICs which totaled $2.716 billion at March 31, 1996 compared to $1.832 billion at March 31, 1995. Deposits of synthetic GICs totaled $139.6 million in the first quarter of 1996, and $202.6 million in the first quarter of 1995.

       Income from the medical services line of business contributed $2.1 million to the income of the other operations segment in the first quarter of 1995. Income from the block of corporate-owned life insurance declined to

$4.5 million in the first quarter of 1996, compared to $5.0 million in the first quarter of 1995.


                       LIQUIDITY AND CAPITAL RESOURCES


       As a holding company, the Company is dependent upon payments from its wholly-owned subsidiaries, Provident Life and Accident Insurance Company ("Accident"), Provident Life and Casualty Insurance Company ("Casualty"), and Provident National Assurance Company ("National") (collectively "Provident") to pay dividends to its shareholders and to pay its expenses. Payments by Provident may take the form of either dividends or interest payments on amounts loaned to Provident by the Company.

       State insurance laws generally restrict the ability of insurance companies to pay cash dividends or make other payments to their affiliates in excess of certain prescribed limitations. In Tennessee, Provident's state of domicile, regulatory approval is required if an insurance company seeks to make loans to affiliates in amounts equal to or in excess of three percent of the insurer's admitted assets, or to pay cash dividends in excess of the greater of such company's net gains from operations of the preceding year or ten percent of its surplus as regards policyholders, as determined at the end of the preceding year in accordance with prescribed or permitted accounting practices. On December 22, 1995, Accident distributed all of the stock of its then wholly-owned subsidiaries, National and Casualty, to its sole shareholder.
This constituted an extraordinary dividend, and approval was sought and received from the Tennessee Department of Commerce and Insurance. Under Tennessee law, this dividend will be aggregated with all dividends after that date for a period of twelve months. This will have the effect of making any dividends paid by Accident before December 22, 1996, "extraordinary dividends" for which regulatory approval will be required.

       The Company's requirements are met primarily by cash flow provided from operations, principally in Provident. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash. Cash flow from operations was sufficient in 1995 and the first quarter of 1996. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flow from operations.

       The Company expects no material adverse effect on its liquidity as a result of the discontinuance of sales of traditional GICS. While traditionally the investment strategy for this product line has been to match the effective asset durations with the related expected liability durations, the Company has moved to a cash flow matching strategy.

       In May 1995, the Company sold 26 restructured mortgage loans with a principal amount of $147.5 million and a book value of $122.6 million. The transaction resulted in a before-tax realized investment loss of $23.1 million. In October 1995, the Company completed the sale of commercial mortgage loans with a principal amount and a book value of $962.4 million through a securitization collateralized by 366 loans. The transaction resulted in a before-tax realized investment gain of $8.9 million. In February 1996, the Company sold 24 mortgage loans with a principal amount of $81.6 million and a book value of $75.9 million, realizing a before-tax investment loss of $5.7 million. These transactions have increased the liquidity of the investment portfolio and facilitated the move to a cash flow matching strategy for the GIC portfolios. The sale of the mortgage loans is expected to result in lower investment income in the future, as well as lower net realized investment losses and lower investment expenses. Overall, the Company expects these transactions to have a positive effect on net income in future years and to improve asset quality, liquidity, asset/liability management, and the capital adequacy ratios.

       As a result of the release of capital generated by the run-off of the GIC portfolio, the sale of the commercial mortgage loans, the sale of the medical services line, and other corporate actions, the Company has increased its available capital to support the growth of its businesses. On April 29, 1996, the Company announced that it had entered into an Agreement and Plan of Merger with Textron, Inc. and The Paul Revere Corporation ("Paul Revere") pursuant to which the Company would acquire Paul Revere at a price of approximately $1.2 billion. The acquisition will be financed through $570.0 million of new common equity and $541.8 million of new debt for which contractual commitments are in place. The Company believes the cash flows from the combined operations will be sufficient to meet its operating and financing cash flow requirements. For information concerning this transaction see Note 6 of the Notes to Condensed Consolidated Financial Statements.

                                  INVESTMENTS

       The Company's exposure to non-current investments has been insignificant for the past few years. Non-current investments are primarily foreclosed real estate investments and mortgage loans which became more than thirty days past due in their principal and interest payments. Non-current investments at March 31, 1996 were $30.0 million, or 0.22 percent of invested assets.

       As previously discussed under Liquidity and Capital Resources, the Company sold a substantial portion of its commercial mortgage loan portfolio in October 1995. The remaining $19.5 million of mortgage loans is expected to be repaid or sold by mid-1996. The reserve for problem mortgage loans totaled $5.5 million at March 31, 1996. Management believes this amount of mortgage loan loss reserve is adequate given the level of the mortgage loan exposure and the level of problem mortgage loans.

       The Company's investment in mortgage-backed securities totaled $2.9 billion on an amortized cost basis at March 31, 1996, and December 31, 1995.
At March 31, 1996, the mortgage-backed securities had an average life of 6.6 years and effective duration of 4.7 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

       As with most other fixed income investments, below-investment-grade bonds are subject to the effects of changes in the overall level of interest rates, which can affect both capital and reinvestment return. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Management does not anticipate any liquidity problem being caused by the investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investment to maturity. Adverse events occurring in the market for this type of investment in the last 5-10 years are not reasonably expected to have a material adverse effect on results of operations or the financial condition of the Company primarily because of the minimal exposure to such investments.

       The Company's exposure to below-investment-grade fixed maturity securities at March 31, 1996 was $829.4 million, representing 6.0 percent of invested assets, below the internal limit of 7.5 percent of invested assets for this type of investment. The Company's holding of $100 million of Healthsource 6.25% preferred stock, related to the sale of the group medical services business, was redeemed in cash at par by Healthsource during the first quarter of 1996.

       During 1995, GIC portfolios totaling $643.0 million were restructured on a duration neutral basis, moving maturities from 1996 and 1997 to 1995, 1998, and 1999. Hedge transactions totaling $300.0 million were initiated, fixing the sales price of future asset sales. In addition, $104.0 million of long-term bonds were sold in the group pension portfolio with $35.0 million invested in 1997 maturity bonds and the remainder used to meet current obligations.

       During the third quarter of 1995, the Company executed a series of cash flow hedges in its individual disability income portfolio, hedging $495.0 million of expected cash flows in the years 1996 through 2000. This was accomplished by the execution of $495.0 million notional amount of forward interest rate swaps. The purpose of this action was to hedge the reinvestment of future cash flows and protect the Company from the potential adverse impact of declining interest rates on the loss recognition reserve over the next five years. Management estimates that the yields on cash flows in the 1996 to 2000 time period for the individual disability income portfolio will range between
8.15 percent and 8.55 percent when the hedges terminate and long-term assets are purchased.

       During the first quarter of 1996, the Company continued the program of using forward interest rate swaps to hedge reinvestment of future cash flows.
A notional amount of $100.0 million of forward swaps was executed in the group pension single premium annuity portfolio against cash flows expected in the years 2000 and 2001. Management estimates the hedge-adjusted yield on long-term asset purchases will range between 8.20 percent and 8.40 percent when the hedges terminate.

       Management has added resources in the investment area to address portfolio risks and expects further rebalancing activities in the future.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

       The condensed consolidated financial statements at March 31, 1996, and for the three month period then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                          PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

(a)           Exhibit 15    Letter re: unaudited interim financial information

              Exhibit 27    Financial Data Schedule (for SEC use only)



(b)           Reports on Form 8-K  - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Provident Companies, Inc.



Date:  May 10, 1996                  /s/ J. Harold Chandler
                                     -------------------------------------
                                     J. Harold Chandler
                                     Chairman, President and
                                     Chief Executive Officer



Date:  May 10, 1996                  /s/ Thomas R. Watjen
                                     -------------------------------------
                                     Thomas R. Watjen
                                     Executive Vice President and
                                     Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549





                                    EXHIBITS

                                       to

                                   FORM 10-Q





                           PROVIDENT COMPANIES, INC.

                               INDEX OF EXHIBITS



                 EXHIBIT                                                  PAGE


Exhibit 15    Letter re: unaudited interim financial information           26

Exhibit 27    Financial Data Schedule (for SEC use only)                   28