Form 10-Q
period 1996-06-30
PROVIDENT COMPANIES INC
filed 1996-08-14
CIK 1004316

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM  10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

Commission file number                                               000-19388
                                                                     ---------

                           PROVIDENT COMPANIES, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     62-1598430
- -------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


                1 Fountain Square, Chattanooga, Tennessee 37402
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (423)755-1011
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
- ---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
     ------           ------

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                      OUTSTANDING AT June 30, 1996
- ------------------------------         -----------------------------
Common Stock, $1.00 Par Value                    45,530,792


                     Total number of pages included are 41
                                                       ----

                           PROVIDENT COMPANIES, INC.





                                     INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

   Item 1.        Financial Statements (Unaudited):

                  Condensed Consolidated Statements of Financial
                   Condition at June 30, 1996 and December 31, 1995          3

                  Condensed Consolidated Statements of Income
                   for the Three Months and Six Months
                   Ended June 30, 1996 and 1995                              5

                  Condensed Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 1996 and 1995                  6

                  Notes to Condensed Consolidated Financial Statements       7

                  Independent Accountants' Review Report                    12


   Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     13


PART II.  OTHER INFORMATION

   Item 4.        Submission of Matters to a Vote of Securities Holders     26

   Item 6.        Exhibits and Reports on Form 8-K                          26

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES


                                                                                 June 30           December 31
                                                                                  1996                1995

                                                                                   (in millions of dollars)
                                                                             ---------------------------------
                                                                              (Unaudited)
 ASSETS

     Investments
        Fixed Maturity Securities

           Available-for-Sale                                               $11,376.2           $12,318.6

           Held-to-Maturity                                                     242.7               299.0

        Equity Securities                                                         4.8                 5.3

        Mortgage Loans                                                           15.3               104.8

        Real Estate                                                             179.8               203.7

        Policy Loans                                                          1,651.1             1,574.6

        Other Long-term Investments                                              16.2                14.0

        Short-term Investments                                                  151.4               231.0
                                                                            ---------           ---------


           Total Investments                                                 13,637.5            14,751.0


     Cash and Bank Deposits                                                       9.2                24.8

     Accounts Receivable                                                         46.3                41.3

     Premiums Receivable                                                         81.2                75.5

     Reinsurance Receivable                                                     460.2               435.3

     Accrued Investment Income                                                  295.6               277.4

     Deferred Policy Acquisition Costs                                          536.9               271.8

     Deferred Federal Income Tax Asset                                            7.6                   -

     Property and Equipment                                                      52.0                49.2

     Miscellaneous                                                               19.6                17.2

     Separate Account Assets                                                    325.5               357.8
                                                                            ---------           ---------


 TOTAL ASSETS                                                               $15,471.6           $16,301.3
                                                                            =========           =========




See notes to condensed consolidated financial statements.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES




                                                                                 June 30           December 31
                                                                                  1996                1995

                                                                                   (in millions of dollars)
                                                                           -----------------------------------
                                                                              (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY

     Policy and Contract Benefits                                          $    397.2         $      383.7

     Reserves for Future Policy and Contract Benefits
       and Unearned Premiums                                                  7,822.5              7,814.6

     Policyholders' Funds and Experience Rating Refunds                       4,570.4              5,492.4

     Federal Income Tax Liability                                                42.0                 67.1

     Short-term Debt                                                            103.1                  1.4

     Long-term Debt                                                             200.0                200.0

     Other Liabilities                                                          367.4                332.0

     Separate Account Liabilities                                               325.5                357.8
                                                                           ----------          -----------


 TOTAL LIABILITIES                                                           13,828.1             14,649.0
                                                                           ----------          -----------



 COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 4



 STOCKHOLDERS' EQUITY
     Preferred Stock                                                            156.2                156.2

     Common Stock, $1 par                                                        45.5                 45.4

     Additional Paid-in Capital                                                   8.9                  5.8

     Net Unrealized Gain on Securities                                           44.9                101.9

     Foreign Currency Translation Adjustment                                     (5.0)                (4.8)

     Retained Earnings                                                        1,393.0              1,347.8
                                                                           ----------          -----------



 TOTAL STOCKHOLDERS' EQUITY                                                   1,643.5              1,652.3
                                                                           ----------          -----------





 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 15,471.6          $  16,301.3
                                                                           ==========          ===========





See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES




                                                           Three Months Ended June 30   Six Months Ended June 30

                                                              1996          1995          1996          1995
                                                                (in millions of dollars, except share data)
                                                          ------------------------------------------------------
 REVENUE
    Premium Income                                        $    291.3    $    313.1      $    595.9    $    674.1


    Net Investment Income                                      274.1         309.8           552.6         622.8

    Net Realized Investment Losses                              (5.3)        (24.6)           (5.9)        (28.5)

    Gain on Sale of a Portion of a
       Line of Business - Note 5                                   -          21.8               -          21.8

    Other Income                                                 8.9          24.0            18.1          67.7
                                                          ----------    ----------      ----------    ----------

 TOTAL REVENUE                                                 569.0         644.1         1,160.7       1,357.9
                                                          ----------    ----------      ----------    ----------




 BENEFITS AND EXPENSES
    Policy and Contract Benefits                               309.2         353.0           608.6         747.7

    Change in Reserves for Future Policy and
       Contract Benefits and Policyholders' Funds              106.1         126.1           246.9         281.7

    Amortization of Policy Acquisition Costs                    16.1          18.1            33.0          35.2

    Salaries                                                    19.8          23.5            36.9          62.5

    Other Operating Expenses                                    64.6          71.5           128.7         159.3
                                                          ----------    ----------      ----------    ----------

 TOTAL BENEFITS AND EXPENSES                                   515.8         592.2         1,054.1       1,286.4
                                                          ----------    ----------      ----------    ----------



 INCOME BEFORE FEDERAL INCOME TAXES                             53.2          51.9           106.6          71.5

 FEDERAL INCOME TAXES                                           19.1          16.9            38.1          24.2
                                                          ----------    ----------      ----------    ----------



 NET INCOME                                               $     34.1    $     35.0      $     68.5    $     47.3
                                                          ==========    ==========      ==========    ==========



 NET INCOME PER COMMON SHARE - NOTE 2                     $     0.68    $     0.70      $     1.37    $     0.90



 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               45,507,537    45,383,342      45,472,124    45,372,442



 DIVIDENDS PER COMMON SHARE                               $     0.18    $     0.18      $     0.36    $     0.36





See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES




                                                                                 Six Months Ended June 30
                                                                                 1996              1995
                                                                                 (in millions of dollars)
                                                                               -----------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $     317.0       $    353.1
                                                                               -----------       ----------

 CASH FLOWS FROM INVESTING ACTIVITIES

    Proceeds from Sales of Investments                                               740.4            850.0

    Proceeds from Maturities of Investments                                          744.2            601.5

    Purchase of Investments                                                       (1,023.4)          (948.8)

    Net Sales of Short-term Investments                                               79.4            231.4

    Disposition of Group Medical Business                                                -            (48.9)

    Other                                                                            (32.3)           (53.0)
                                                                               -----------       ----------

 NET CASH PROVIDED BY INVESTING ACTIVITIES                                           508.3            632.2
                                                                               -----------       ----------



 CASH FLOWS FROM FINANCING ACTIVITIES

    Deposits to Policyholder Accounts                                                203.9            304.4

    Maturities and Benefit Payments from Policyholder Accounts                    (1,126.4)        (1,278.3)

    Net Short-term Debt Borrowings (Repayments)                                      101.7             (1.0)

    Issuance of Common Stock                                                           3.2              0.8

    Dividends Paid to Stockholders                                                   (23.3)           (22.7)

    Other                                                                                -             (0.7)
                                                                               -----------       ----------

 NET CASH USED BY FINANCING ACTIVITIES                                              (840.9)          (997.5)
                                                                               -----------       ----------



 NET DECREASE IN CASH AND BANK DEPOSITS                                              (15.6)           (12.2)


 CASH AND BANK DEPOSITS AT BEGINNING OF PERIOD                                        24.8             35.3
                                                                               -----------       ----------


 CASH AND BANK DEPOSITS AT END OF PERIOD                                       $       9.2       $     23.1
                                                                               ===========       ==========





See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1996

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note 2--Earnings Per Share

Earnings per common share are computed using net income less preferred stock dividends ($3.1 million for the three month periods ended June 30, 1996 and 1995 and $6.3 million for the six month periods ended June 30, 1996 and 1995) divided by the weighted average number of common shares outstanding. There is no significant difference between earnings per share on a primary or fully diluted basis.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1996

NOTE 3--SEGMENT INFORMATION

A summary by segment of the Company's revenue and income before federal income taxes, excluding and including net realized investment gains and losses, follows:

                                                              Three Months Ended            Six Months Ended
                                                                    June 30                     June 30
                                                              1996          1995          1996          1995
                                                                         (in millions of dollars)
                                                           --------------------------------------------------
 Revenue (Excluding Net Realized Investment
   Gains and Losses)
     Individual Life and Disability                        $ 259.3       $ 251.1       $   517.0     $   501.5


     Employee Benefits                                       149.8         146.7           311.7         297.4

     Other Operations                                        165.2         270.9           337.9         587.5
                                                           -------       -------       ---------     ---------



         Total                                             $ 574.3       $ 668.7       $ 1,166.6     $ 1,386.4
                                                           =======       =======       =========     =========



 Income Before Net Realized Investment
   Gains and Losses and Federal Income Taxes

     Individual Life and Disability                        $  23.6       $  17.3       $    46.4     $     0.5

     Employee Benefits                                        17.0           8.1            31.6          20.5

     Other Operations                                         17.9          51.1            34.5          79.0
                                                           -------       -------       ---------     ---------



         Total                                             $  58.5       $  76.5       $   112.5     $   100.0
                                                           =======       =======       =========     =========

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1996

NOTE 3--SEGMENT INFORMATION - CONTINUED

                                                              Three Months Ended            Six Months Ended
                                                                    June 30                     June 30
                                                              1996          1995          1996          1995
                                                                         (in millions of dollars)
                                                           -------------------------------------------------
 Revenue (Including Net Realized Investment
   Gains and Losses)
     Individual Life and Disability                        $ 260.8       $ 249.8      $   523.0     $   500.9


     Employee Benefits                                       150.2         147.1          311.7         298.1

     Other Operations                                        158.0         247.2          326.0         558.9
                                                           --------      -------      ---------     ---------



         Total                                             $ 569.0       $ 644.1      $ 1,160.7     $ 1,357.9
                                                           =======       =======      =========     =========



 Income (Loss) Before Federal Income Taxes

     Individual Life and Disability                        $  25.1       $  16.0      $    52.4     $    (0.1)

     Employee Benefits                                        17.4           8.5           31.6          21.2

     Other Operations                                         10.7          27.4           22.6          50.4
                                                           -------       -------      ---------     ---------



         Total                                             $  53.2       $  51.9      $   106.6     $    71.5
                                                           =======       =======      =========     =========



Total revenue (excluding net realized investment gains and losses) includes premium income, net investment income, and other income. Total revenue (including net realized investment gains and losses) includes premium income, net investment income, net realized investment gains and losses, and other income.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1996

NOTE 4--COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

On April 29, 1996, the Company entered into a definitive agreement (the Agreement) to acquire The Paul Revere Corporation (Paul Revere), a provider of life and disability insurance products, at a price of approximately $1.2 billion. Under the terms of the Agreement, the Company has agreed to pay $20 per share in cash and $6 per share in newly issued common stock to Textron Inc., an 83 percent shareholder of Paul Revere. The remaining Paul Revere shareholders may elect to receive per share $26 in cash (cash consideration); a combination of $20 cash and a number of shares of the Company's common stock equal to the product of 6 and the Exchange Ratio (mixed consideration); or a number of shares of the Company's common stock equal to the product of 26 and the Exchange Ratio (stock consideration). The Exchange Ratio (as defined in the Agreement) is based on the Company's common stock price during a defined period prior to closing and is subject to certain maximum and minimum share amounts.

The transaction will be financed through common equity issued to Zurich Insurance Company, a Swiss insurer, or one or more of its affiliates, common equity issued to Paul Revere shareholders, debt, and internally generated funds. The composition of the proposed financing arrangements will be as follows, giving effect to each of the three forms of merger consideration available for election by the Paul Revere public shareholders:

              ASSUMING THE DESIGNATED FORM OF MERGER CONSIDERATION
               IS ELECTED BY ALL PAUL REVERE PUBLIC SHAREHOLDERS

                                 (IN MILLIONS)

                                        Mixed Consideration      Stock Consideration      Cash Consideration
                                        --------------------------------------------------------------------
                                                      No.                      No.                      No.
                                                    Shares                   Shares                   Shares
                                                   Issued                   Issued                   Issued
                                                   ---------                ---------                -------
Equity

 Zurich Insurance Company              $300.0      9.5          $300.0      9.5          $300.0      9.5


 Textron Inc.                           225.0      7.2           225.0      6.6           225.0      7.7


 Paul Revere Public Shareholders         45.0      1.4           195.0      5.8               0       0

Debt                                    541.8                    391.8                    586.8

Internally Generated Funds              145.0                    145.0                    145.0


The Exchange Ratio and related average closing price per share assumed in the above examples are as follows:


                                                                      Mixed            Stock            Cash
                                                                   Consideration   Consideration    Consideration
                                                                  --------------- --------------- ----------------
 Exchange Ratio                                                        .0317            .0295             .0343
 Average Closing Price Per Share                                     $31.500          $33.875           $29.125



The transaction is subject to regulatory and shareholder approval.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

JUNE 30, 1996

NOTE 4--COMMITMENTS AND CONTINGENT LIABILITIES - CONTINUED

CONTINGENT LIABILITIES

Various lawsuits against the Company have arisen in the normal course of business. Contingent liabilities that might arise from litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

NOTE 5--SALE OF A PORTION OF A LINE OF BUSINESS

In December 1994, the Company entered into an Asset and Stock Purchase Agreement (the Agreement) with Healthsource, Inc. (Healthsource) whereby Healthsource agreed to acquire certain assets and assume certain liabilities of the Company's group medical business. The sale was completed on May 31, 1995 effective April 30, 1995. The Company received $131.0 million in cash and $100.0 million of a new issue of Healthsource 6.25% preferred stock which was redeemed at par in the first quarter of 1996. Pursuant to the Agreement, assets were transferred to Healthsource which had a carrying value of approximately $297.5 million. Liabilities assumed by Healthsource in connection with the transferred business totaled $221.5 million. Total revenue and income before federal income taxes for the group medical business were $146.2 million and $3.3 million, respectively, for the four month period ended April 30, 1995. The gain on sale of the Company's group medical business increased 1995 second quarter and six month operating earnings by $21.8 million ($0.48 per common share) before taxes and $14.2 million ($0.31 per common share) after taxes.

NOTE 6--CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS
121),Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,effective January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS 121 also requires that long-lived assets and certain intangibles to be disposed of generally be reported at the lower of the carrying amount or fair value less cost to sell.

The primary assets of the Company which are subject to SFAS 121 are investment real estate and property and equipment used in the Company's daily operations. The effect of the adoption of SFAS 121 on the Company's financial position and results of operations was immaterial.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT





Board of Directors and Shareholders
Provident Companies, Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of Provident Companies, Inc. and Subsidiaries as of June 30, 1996, the related condensed consolidated statements of income for the three and six month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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





Chattanooga, Tennessee
August 8, 1996

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Revenue excluding net realized investment gains and losses ("revenue") declined $94.4 million, or 14.1 percent, to $574.3 million in the second quarter of 1996 from $668.7 million in the second quarter of 1995. The decline was the result of lower revenue in the other operations segment ($105.7 million), which was partly offset by increased revenue in the individual life and disability segment ($8.2 million) and the employee benefits segment ($3.1 million).

     For the first six months of 1996, revenue declined $219.8 million, or 15.9 percent, to $1,166.6 million from $1,386.4 million in the first six months of 1995. The decline was the result of lower revenue in the other operations segment ($249.6 million), which was partly offset by increased revenue in the individual life and disability segment ($15.5 million) and the employee benefits segment ($14.3 million).

     Income before net realized investment gains and losses and federal income taxes ("income") declined $18.0 million, or 23.5 percent, to $58.5 million in the second quarter of 1996 from $76.5 million in the second quarter of 1995. Included in the income for the second quarter of 1995 is a before-tax gain of $21.8 million resulting from the sale of the Company's medical services business to Healthsource, Inc. Excluding the gain, income for the second quarter of 1996 increased $3.8 million, or 6.9 percent. The increase was the result of higher income in the employee benefits segment ($8.9 million) and individual life and disability segment ($6.3 million) which was partly offset by lower income in the other operations segment ($11.4 million, excluding the gain on the sale).

     For the first six months of 1996, income increased $12.5 million, or 12.5 percent, to $112.5 million from $100.0 million in the first six months of 1995. Excluding the gain from the sale of the medical services business, income for the first six months of 1996 increased $34.3 million, or 43.9 percent. The increase was the result of higher income in the individual life and disability segment ($45.9 million) and employee benefits segment ($11.1 million) which was partly offset by lower income in the other operations segment ($22.7 million, excluding the gain on the sale).


                         INDIVIDUAL LIFE AND DISABILITY


     Revenue in the individual life and disability segment increased $8.2 million or 3.3 percent, to $259.3 million in the second quarter of 1996 from $251.1 million in the second quarter of 1995. The increase was primarily the result of higher net investment income. Net investment income in this segment increased $9.3 million, or 10.5 percent, due to an increased allocation of capital to the individual disability income line of business. Premium income in this segment declined $0.2 million, or 0.1 percent, to $159.6 million in the second quarter of 1996 from $159.8 million in the second quarter of 1995. The decline was primarily the result of slower new sales of individual disability income products in recent quarters due to product changes introduced by the Company in late 1994. These changes are discussed below.

     For the first six months of 1996, revenue for this segment increased $15.5 million, or 3.1 percent, to $517.0 million from $501.5 million in the first six months of 1995. The increase was primarily the result of higher net investment income, which increased $18.3 million, or 10.5 percent, to $192.9 million for the first six months of 1996 from $174.6 million for the first six months of 1995, due to an increased allocation of capital to the individual disability income line of business. Premium income in this segment increased slightly to $320.6 million in the first six months of 1996, from $320.2 million in the first six months of 1995. Slower sales of individual disability income products is the primary reason for the flat revenue.

     In November 1994, the Company announced its intention to discontinue selling individual non-cancellable disability income contracts with own-occupation provisions (other than conversion policies available under existing contractual arrangements). The Company is focusing on providing "loss of earnings" contracts which insure income rather than occupation, instead of the traditional non-cancellable own-occupation contracts. During the transition to the new products, revenue in this line is expected to decline as a result of a period of lower premiums associated with the new products. The magnitude and duration of the expected decline are dependent on the response of customers and competitors in the industry. In the first six months of 1996, annualized new premiums for individual disability income declined to $20.5 million, from $33.7 million in the first six months of 1995.

     Income in this segment increased $6.3 million to $23.6 million in the second quarter of 1996 from $17.3 million in the second quarter of 1995. This segment includes the results of the individual disability income line, which produced income of $19.9 million in the second quarter of 1996 compared to $10.2 million in the second quarter of 1995. Management believes substantial investments in the individual disability claims management process over the past eighteen months helped produce the significant improvement in results in this line. New claims remained relatively stable in the second quarter of 1996 relative to the year ago quarter, while net claim resolutions increased significantly in the quarter. The individual life line of business produced income of $3.3 million in the second quarter of 1996, compared to $5.8 million in the second quarter of 1995, primarily due to adverse mortality experience in the second quarter of 1996 relative to the prior year period.

     For the first six months of 1996, income from this segment increased $45.9 million to $46.4 million from $0.5 million in the first six months of 1995.
The individual disability income line of business recorded income of $34.4 million in the first six months of 1996, compared to a loss of $10.3 million in the first six months of 1995. Morbidity experience was at somewhat higher levels than expected in the first quarter of 1995. New claims declined at the end of 1995, and claim termination rates were at higher levels in the final three quarters of 1995. Claim experience in the first six months of 1996 was improved over that of the first quarter of 1995. Substantial investments in the claims management process, which helped produce a higher level of net claim resolutions, contributed to the improvement. The major elements of the investments in the claim management process include an emphasis on early intervention to better respond to the specific nature of the claim, increased specialization to properly adjudicate the increasingly specialized nature of disability claims, and an increased level of staffing with experienced claim adjusters. The individual life line of business produced income of $11.4 million in the first six months of 1996 compared to $9.5 million in the first six months of 1995. The improvement was primarily due to improved mortality in the first quarter of 1996, which offset the adverse mortality experience in the second quarter of 1996.


     The Company performed a loss recognition study as of September 30, 1993, which projected that morbidity would improve over time as a result of stricter policy provisions, tighter underwriting requirements, improved claim handling procedures (consisting of centralization of the claims-paying function in the home office and the availability of additional technical resources), the effects of anti-selection wearing off over time, and general improvement in the economy. Management performed a loss recognition study as of December 31, 1995. Based upon the assumptions used in the December 1995 study, which represented management's best estimates at the time of the study, reserves were adequate at the end of 1995.

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

                               EMPLOYEE BENEFITS



     Revenue in the employee benefits segment increased $3.1 million, or 2.1 percent, to $149.8 million in the second quarter of 1996 from $146.7 million in the second quarter of 1995. The increase was primarily the result of an increase in net investment income of $2.9 million, or 13.6 percent, to $24.2 million in the second quarter of 1996 from $21.3 million in the second quarter of 1995. Premium income increased $1.0 million, or 0.8 percent, to $124.2 million in the second quarter of 1996 from $123.2 million in the second quarter of 1995. Increased premium income in the voluntary benefits, group life, and packaged products lines of business contributed to this increase.

     For the first six months of 1996, revenue from this segment increased $14.3 million, or 4.8 percent to $311.7 million, from $297.4 million in the first six months of 1995. The increase was primarily the result of an increase in premium income of $9.6 million, or 3.8 percent, to $261.1 million in the first six months of 1996 from $251.5 million in the first six months of 1995. Increased premium income in the voluntary benefits, group life, group disability, and packaged products lines of business contributed to this increase. Net investment income in this segment increased $5.2 million, or
12.3 percent, to $47.6 million in the first six months of 1996 from $42.4 million in the first six months of 1995.

     Income in this segment increased $8.9 million, or 109.9 percent, to $17.0 million in the second quarter of 1996 from $8.1 million in the second quarter of 1995. Increased income in the voluntary benefits, group disability, and packaged products lines of business was partly offset by lower income in the medical stop-loss and group life lines of business. Income from the voluntary benefits line of business increased to $4.8 million in the second quarter of 1996 compared to $1.6 million in the second quarter of 1995 due to an improvement in the benefit ratio as well as increased premium income. The group disability line of business produced income of $0.7 million in the second quarter of 1996, compared to a loss of $6.6 million in the second quarter of 1995 due to an improvement in the benefit ratio as well as increased premium income. This increase was due to improved loss ratios which resulted from actions taken by the Company in 1995 to terminate certain contracts and increase pricing on others. The packaged products line of business produced income of $4.1 million in the second quarter of 1996, compared to $2.9 million in the second quarter of 1995, primarily due to increased premium income and net investment income.

For the first six months of 1996, income for this segment increased $11.1 million, or 54.1 percent, to $31.6 million from $20.5 million in the first six months of 1995. Improved results in the voluntary benefits and group disability lines of business more than offset lower results in the group life, medical stop-loss, and packaged products lines of business. Income in the voluntary benefits line improved to $9.2 million in the first six months of 1996 from $2.9 million in the first six months of 1995 due to higher revenue and an improved benefit ratio. Income from the group disability line improved to $1.1 million in the first six months of 1996 from a loss of $10.1 million in the first six months of 1995 due to improved loss ratios resulting from the cancellation of a block of poorly performing small case group disability business in 1995.


                                OTHER OPERATIONS

     Revenue in the other operations segment declined $105.7 million, or 39.0 percent, to $165.2 million in the second quarter of 1996 from $270.9 million in the second quarter of 1995. The decline was primarily due to the sale of the medical services line of business effective April 30, 1995, which produced revenue of $38.3 million and a gain on the sale of $21.8 million in the second quarter of 1995. In addition, revenue in the group pension line of business declined $49.3 million, or 31.8 percent, to $105.9 million in the second quarter of 1996 from $155.2 million in the second quarter of 1995 due to a decrease in funds under management. Premium income in this segment declined $22.6 million to $7.5 million in the second quarter of 1996 from $30.1 million in the second quarter of 1995. This decline is primarily due to the sale of the medical services line of business, which produced $23.5 million of premium income in the second quarter of 1995.

     For the first six months of 1996, revenue in this segment declined $249.6 million, or 42.5 percent, to $337.9 million from $587.5 million in the first six months of 1995. The decline was primarily due to the sale of the medical services line of business which produced revenue of $146.1 million and a gain on the sale of $21.8 million in the first six months of 1995. In addition, revenue in the group pension line of business declined $97.0 million, or 30.7 percent, to $218.6 million in the first six months of 1996 from $315.6 million in the first six months of 1995 due to a decrease in funds under management. Premium income declined $88.2 million to $14.2 million in the first six months of 1996 from $102.4 million in the first six months of 1995. This decline is primarily due to the sale of the medical services line of business, which produced $90.9 million of premium income in the first six months of 1995.

     Income in this segment declined $33.2 million, or 65.0 percent, to $17.9 million in the second quarter of 1996 from $51.1 million in the second quarter of 1995. The decline was primarily the result of the $21.8 million before-tax gain from the sale of the medical services line of business in the second quarter of 1995. The decline was also the result of lower income in the group pension line of business, which declined $2.9 million, or 16.6 percent, to $14.6 million in the second quarter of 1996 from $17.5 million in the second quarter of 1995. The decline in this line was primarily the result of lower funds under management and lower income from a reduced amount of capital allocated to this line. Income from the medical services line of business contributed $1.2 million to the income of the other operations segment in the second quarter of 1995. Income from the block of corporate-owned life insurance increased to $6.6 million in the second quarter of 1996, compared to $4.3 million in the second quarter of 1995.

     The Company announced in December 1994, that it would discontinue the sale of traditional guaranteed investment contracts (GICs). Funds under management from traditional GICs declined $2.090 billion, or 34.8 percent, to $3.917 billion at June 30, 1996, from $6.007 billion at June 30, 1995. Total funds under management and equivalents declined $2.059 billion, or 20.8 percent, to $7.848 billion at June 30, 1996, from $9.907 billion at June 30, 1995.
Included in this total are accumulated funds from the sale of synthetic GICs which totaled $2.333 billion at June 30, 1996 compared to $2.252 billion at June 30, 1995. Deposits of synthetic GICs totaled $133.6 million in the second quarter of 1996, and $418.0 million in the second quarter of 1995. During the second quarter of 1996, the Company experienced a $505.5 million withdrawal from the synthetic GIC block, which increased income $0.3 million due to the release of reserves. Based on a desire to focus resources elsewhere, management has decided to discontinue accepting new synthetic GIC deposits and is exploring the potential disposition of its block of synthetic GICS.

     For the first six months of 1996, income for this segment declined $44.5 million, or 56.3 percent, to $34.5 million in the first six months of 1996 from $79.0 million in the first six months of 1995. The decline was primarily the result of the gain on the sale of the medical services lines of business discussed above. In addition, the decline was due to lower income in the group pension line of business, which declined $9.4 million, or 25.6 percent, $27.3 million in the first six months of 1996 from $36.7 million in the first six months of 1995. The decline in this line was primarily the result of lower funds under management and lower income from a reduced amount of capital allocated to this line. Income from the corporate-owned life insurance line of business increased $1.8 million to $11.1 million in the first six months of 1996 from $9.3 million in the first six months of 1995. The medical services line of business produced income of $3.2 million in the first six months of 1995.


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

     The Company's requirements are met primarily by cash flow provided from operations, principally in Provident. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash. Cash flow from operations was sufficient in 1995 and the first six months of 1996. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flow from operations.

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

     As a result of the release of capital generated by the run-off of the GIC portfolio, the sale of the commercial mortgage loans, the sale of the medical services line, and other corporate actions, the Company has increased its available capital to support the growth of its businesses. On April 29, 1996, the Company announced that it had entered into an Agreement and Plan of Merger with Textron Inc. and The Paul Revere Corporation ("Paul Revere") pursuant to which the Company would acquire Paul Revere at a price of approximately $1.2 billion. The acquisition will be financed through common equity issuance to Zurich Insurance Company, a Swiss insurer or one or more of its affiliates, common equity issuance to Paul Revere shareholders, debt, and internally generated funds. Contractual commitments are in place for the debt issuance. For additional information, see Note 4 of the Notes to Condensed Consolidated Financial Statements. The Company believes the cash flows from the combined operations will be sufficient to meet its operating and financing cash flow requirements.


                                  INVESTMENTS

     The Company's exposure to non-current investments has been insignificant for the past few years. Non-current investments are primarily foreclosed real estate investments and mortgage loans which became more than thirty days past due in their principal and interest payments. Non-current investments at June 30, 1996 were $20.2 million, or 0.15 percent of invested assets.

     As previously discussed under Liquidity and Capital Resources, the Company sold a large majority of its commercial mortgage loan portfolio in October 1995. The remaining $15.3 million of mortgage loans is expected to be repaid, foreclosed, or sold during 1996. The reserve for problem mortgage loans totaled $4.6 million at June 30, 1996. Management believes this amount of mortgage loan loss reserve is adequate.

        The Company's investment in mortgage-backed securities totaled $2.8 billion on an amortized cost basis at June 30, 1996, and $2.9 billion at December 31, 1995. At June 30, 1996, the mortgage-backed securities had an average life of 7.5 years and effective duration of 5.1 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

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

     The Company's exposure to below-investment-grade fixed maturity securities at June 30, 1996 was $870.3 million, representing 6.4 percent of invested assets, below the internal limit of 7.5 percent of invested assets for this type of investment. The Company's holding of $100 million of Healthsource 6.25% preferred stock, related to the sale of the group medical services business, was redeemed in cash at par by Healthsource during the first quarter of 1996.

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

     During the third quarter of 1995, the Company executed a series of cash flow hedges in its individual disability income portfolio, hedging $495.0 million of expected cash flows in the years 1996 through 2000 using forward interest rate swaps. The purpose of this action was to hedge the reinvestment of future cash flows and protect the Company from the potential adverse impact of declining interest rates on the loss recognition reserve over the next five years. Management estimates that the yields on cash flows in the 1996 to 2000 time period for the individual disability income portfolio will range between
8.15 percent and 8.55 percent when the hedges terminate and long-term assets are purchased.

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

During the second quarter of 1996, $200.0 million notional amount related to the group pension cash match hedge settled, producing a net realized investment loss of $7.5 million. In addition, $200.0 million of forward interest rate swaps were added as part of the program to hedge future cash flows for the individual disability income and the group pension single premium annuity lines of business for the years 1996 to 2001. During the quarter, $50.0 million in contracts related to the individual disability income line of business settled, producing a net realized investment gain of $0.7 million.

     Management has added resources in the investment area to address portfolio risks and expects further rebalancing activities in the future.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

     The condensed consolidated financial statements at June 30, 1996, and for the three month and six month periods then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                          PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

         The Company conducted its Annual Meeting of Stockholders on May 1, 1996. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The stockholders elected all of management's nominees for the Board of Directors as listed in the proxy statement (vote FOR: 41,030,006; AGAINST: -0-;
         ABSTAIN: 87,848; NON-VOTE: -0-); an amendment of the Annual Management Incentive Compensation Plan of 1994 (vote FOR: 40,515,320; AGAINST:
         192,080; ABSTAIN: 410,454; NON-VOTE: -0-); amendment of the Stock Option Plan of 1994 (vote FOR: 40,478,653; AGAINST: 289,157; ABSTAIN:
         350,044; NON-VOTE: -0-); and the selection of Ernst & Young LLP as independent auditors (vote FOR: 41,048,446; AGAINST: 24,166; ABSTAIN:
         45,242; NON-VOTE: -0-); all as described in the Proxy Statement.



Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibit 10.1   Amendment of the Annual Management
                        Incentive Plan of 1994

         Exhibit 10.2   Amendment of the Stock Option Plan of 1994

         Exhibit 15     Letter  re Unaudited Interim Financial
                        Information

         Exhibit 27     Financial Data Schedule (for SEC use only)



(b)      Reports on Form 8-K:         April 29, 1996
                                      May 31, 1996

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Provident Companies, Inc.


Date:  August 12, 1996                  /s/J. Harold Chandler
                                        ----------------------------------
                                        J. Harold Chandler
                                        Chairman, President and
                                        Chief Executive Officer




Date:  August 12, 1996                  /s/Thomas R. Watjen
                                        ----------------------------------
                                        Thomas R. Watjen
                                        Executive Vice President and
                                        Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549





                                    EXHIBITS

                                       to

                                   FORM 10-Q





                           PROVIDENT COMPANIES, INC.




                                                                   Page
         Exhibit 10.1  Amendment of Annual Management Incentive
                       Compensation Plan of 1994                    30

         Exhibit 10.2  Amendment of Stock Option Plan of 1994       36

         Exhibit 15    Letter  re Unaudited Interim Financial
                       Information                                  39

         Exhibit 27    Financial Data Schedule (for SEC use only)   41