Form 10-Q
period 1996-09-30
PROVIDENT COMPANIES INC
filed 1996-11-14
CIK 1004316

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM  10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period end September 30, 1996.

Commission file number                      000-19388
                                           -----------

                           PROVIDENT COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         TENNESSEE                               62-1321664
-------------------------------             -------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)


                1 Fountain Square, Chattanooga, Tennessee  37402
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (423) 755-1011
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No   _______
      ------

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                         OUTSTANDING AT September 30, 1996
----------------------------              ---------------------------------
Common Stock, $1.00 Par Value                        45,574,374


                     Total number of pages included are 102
                                                       -----

                           PROVIDENT COMPANIES, INC.

                                     INDEX


                                                                  PAGE
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited):
      Condensed Consolidated Statements of                          3
       Financial Condition at September 30, 1996
       and December 31, 1995

      Condensed Consolidated Statements of                          5
       Income for the Three Months and
       Nine Months Ended September 30, 1996 and 1995

      Condensed Consolidated Statements of                          6
       Cash Flows for the Nine Months Ended
       September 30, 1996 and 1995

      Notes to Condensed Consolidated
       Financial Statements                                         7

      Independent Accountants' Review Report                       13

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    14


PART II.  OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K                         28

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                         September 30     December 31
                                             1996            1995
                                           (in millions of dollars)
                                        ------------------------------
                                         (Unaudited)
ASSETS
    Investments
       Fixed Maturity Securities
          Available-for-Sale                $11,104.1     $12,318.6
          Held-to-Maturity                      259.9         299.0
       Equity Securities                          5.0           5.3
       Mortgage Loans                             4.6         104.8
       Real Estate                              161.8         203.7
       Policy Loans                           1,711.9       1,574.6
       Other Long-term Investments               14.2          14.0
       Short-term Investments                   122.4         231.0
                                            ---------     ---------
          Total Investments                  13,383.9      14,751.0

    Cash and Bank Deposits                       28.8          24.8
    Accounts Receivable                          25.1          41.3
    Premiums Receivable                          90.4          75.5
    Reinsurance Receivable                      461.0         435.3
    Accrued Investment Income                   288.7         277.4
    Deferred Policy Acquisition Costs           509.3         271.8
    Deferred Federal Income Tax Asset            14.2             -
    Property and Equipment                       54.7          49.2
    Miscellaneous                                25.1          17.2
    Separate Account Assets                     310.1         357.8
                                            ---------     ---------


TOTAL ASSETS                                $15,191.3     $16,301.3
                                            =========     =========


See notes to condensed consolidated financial statements.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                          September 30     December 31
                                              1996            1995
                                           (in millions of dollars)
                                        --------------------------------
                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
    Policy and Contract Benefits             $   384.9     $   383.7
    Reserves for Future Policy and
     Contract Benefits
      and Unearned Premiums                    7,970.4       7,814.6
    Policyholders' Funds and Experience
     Rating Refunds                            4,123.9       5,492.4
    Federal Income Tax Liability                  68.5          67.1
    Short-term Debt                              153.3           1.4
    Long-term Debt                               200.0         200.0
    Other Liabilities                            305.3         332.0
    Separate Account Liabilities                 310.1         357.8
                                             ---------     ---------

TOTAL LIABILITIES                             13,516.4      14,649.0
                                             ---------     ---------

COMMITMENTS AND CONTINGENT LIABILITIES
 - NOTE 4

STOCKHOLDERS' EQUITY
    Preferred Stock                              156.2         156.2
    Common Stock, $1 par                          45.6          45.4
    Additional Paid-in Capital                    10.0           5.8
    Net Unrealized Gain on Securities             52.7         101.9
    Foreign Currency Translation
     Adjustment                                   (5.0)         (4.8)
    Retained Earnings                          1,415.4       1,347.8
                                             ---------     ---------

TOTAL STOCKHOLDERS' EQUITY                     1,674.9       1,652.3
                                             ---------     ---------


TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                      $15,191.3     $16,301.3
                                             =========     =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

                                              Three Months Ended          Nine Months Ended
                                                 September 30                September 30
                                              1996          1995          1996          1995
                                               (in millions of dollars, except share data)
                                        -------------------------------------------------------
REVENUE
   Premium Income                         $     287.4   $     292.0   $     883.3   $     966.1
   Net Investment Income                        269.5         301.6         822.1         924.4
   Net Realized Investment Losses                (4.1)         (0.9)        (10.0)        (29.4)
   Gain on Sale of a Portion of a
      Line of Business - Note 6                     -             -             -          21.8
   Other Income                                   9.9          10.0          28.0          77.7
                                          -----------   -----------   -----------   -----------
TOTAL REVENUE                                   562.7         602.7       1,723.4       1,960.6
                                          -----------   -----------   -----------   -----------

BENEFITS AND EXPENSES
   Policy and Contract Benefits                 296.4         336.5         905.0       1,084.2
   Change in Reserves for Future Policy
    and Contract Benefits and
    Policyholders' Funds                        110.5         117.0         357.4         398.7
   Amortization of Policy Acquisition Costs      15.8          16.5          48.8          51.7
   Salaries                                      19.5          15.6          56.4          78.1
   Other Operating Expenses                      68.7          66.0         197.4         225.3
                                          -----------   -----------   -----------   -----------
TOTAL BENEFITS AND EXPENSES                     510.9         551.6       1,565.0       1,838.0
                                          -----------   -----------   -----------   -----------

INCOME BEFORE FEDERAL INCOME TAXES               51.8          51.1         158.4         122.6
FEDERAL INCOME TAXES                             18.6          18.2          56.7          42.4
                                          -----------   -----------   -----------   -----------
NET INCOME                                $      33.2   $      32.9   $     101.7   $      80.2
                                          ===========   ===========   ===========   ===========

NET INCOME PER COMMON SHARE - NOTE 2      $      0.66   $      0.66   $      2.03   $      1.56

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                               45,550,577    45,389,239    45,497,638    45,377,519

DIVIDENDS PER COMMON SHARE                $      0.18   $      0.18   $      0.54   $      0.54

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES




                                           Nine Months Ended September 30
                                               1996             1995
                                             (in millions of dollars)
                                        -----------------------------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                    $   514.6        $   517.6
                                               ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sales of Investments            1,219.6          1,172.0
   Proceeds from Maturities of Investments         944.3            811.0
   Purchase of Investments                      (1,464.5)        (1,572.8)
   Net Sales of Short-term Investments             108.4            233.9
   Disposition of Group Medical Business               -            (48.9)
   Other                                           (52.5)           (41.0)
                                               ---------        ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES          755.3            554.2
                                               ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Deposits to Policyholder Accounts               299.9            429.3
   Maturities and Benefit Payments from
    Policyholder Accounts                       (1,684.9)        (1,976.2)
   Net Short-term Debt Borrowings                  151.9            519.4
   Issuance of Common Stock                          4.4              0.9
   Dividends Paid to Stockholders                  (34.1)           (34.1)
   Other                                            (3.1)            (0.7)
                                               ---------        ---------
NET CASH USED BY FINANCING ACTIVITIES           (1,265.9)        (1,061.4)
                                               ---------        ---------

NET INCREASE IN CASH AND BANK DEPOSITS               4.0             10.4

CASH AND BANK DEPOSITS AT BEGINNING OF PERIOD       24.8             35.3
                                               ---------        ---------

CASH AND BANK DEPOSITS AT END OF PERIOD        $    28.8        $    45.7
                                               =========        =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1996

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2--EARNINGS PER SHARE

Earnings per common share are computed using net income less preferred stock dividends ($3.2 million for the three month periods ended September 30, 1996 and 1995 and $9.5 million for the nine month periods ended September 30, 1996 and
1995) divided by the weighted average number of common shares outstanding.
There is no significant difference between earnings per share on a primary or fully diluted basis.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1996

NOTE 3--SEGMENT INFORMATION

A summary by segment of the Company's revenue and income before federal income taxes, excluding and including net realized investment gains and losses, follows:

                                          Three Months Ended  Nine Months Ended
                                             September 30        September 30
                                            1996      1995      1996      1995
                                                 (in millions of dollars)
                                        ----------------------------------------
Revenue (Excluding Net Realized
 Investment Gains and Losses)
    Individual Life and Disability          $264.1    $258.2  $  781.1  $  759.7
    Employee Benefits                        144.6     146.7     456.3     444.1
    Other Operations                         158.1     198.7     496.0     786.2
                                            ------    ------  --------  --------

        Total                               $566.8    $603.6  $1,733.4  $1,990.0
                                            ======    ======  ========  ========

Income Before Net Realized Investment
  Gains and Losses and Federal Income Taxes
    Individual Life and Disability          $ 34.3    $ 17.0  $   80.7  $   17.5
    Employee Benefits                          8.4      11.8      40.0      32.3
    Other Operations                          13.2      23.2      47.7     102.2
                                            ------    ------  --------  --------

        Total                               $ 55.9    $ 52.0  $  168.4  $  152.0
                                            ======    ======  ========  ========

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1996

NOTE 3--SEGMENT INFORMATION - CONTINUED

                                          Three Months Ended  Nine Months Ended
                                             September 30        September 30
                                            1996      1995      1996      1995
                                                 (in millions of dollars)
                                        ----------------------------------------
Revenue (Including Net Realized
 Investment Gains and Losses)
    Individual Life and Disability          $265.2    $258.1  $  788.2  $  759.0
    Employee Benefits                        143.9     147.1     455.6     445.2
    Other Operations                         153.6     197.5     479.6     756.4
                                            ------    ------  --------  --------

        Total                               $562.7    $602.7  $1,723.4  $1,960.6
                                            ======    ======  ========  ========

Income Before Federal Income Taxes
    Individual Life and Disability          $ 35.4    $ 16.9  $   87.8  $   16.8
    Employee Benefits                          7.7      12.2      39.3      33.4
    Other Operations                           8.7      22.0      31.3      72.4
                                            ------    ------  --------  --------

        Total                               $ 51.8    $ 51.1  $  158.4  $  122.6
                                            ======    ======  ========  ========

Total revenue (excluding net realized investment gains and losses) includes premium income, net investment income, and other income. Total revenue (including net realized investment gains and losses) includes premium income, net investment income, net realized investment gains and losses, and other income.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1996

NOTE 4--COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

On April 29, 1996, the Company entered into a definitive agreement (the Agreement) to acquire The Paul Revere Corporation (Paul Revere), a provider of life and disability insurance products, at a price of approximately $1.2 billion. The public shareholders of Paul Revere may elect to receive per share $26 in cash (cash consideration); a combination of $20 cash and a number of shares of the Company's common stock equal to the product of 6 and the Exchange Ratio (mixed consideration); or a number of shares of the Company's common stock equal to the product of 26 and the Exchange Ratio (stock consideration). The public shareholders' Exchange Ratio (as defined in the Agreement) is based on the Company's common stock price during a defined period prior to closing and is subject to certain maximum and minimum share amounts.

On November 4, 1996, the Company entered into an amended definitive agreement (Amended Agreement). The Amended Agreement affected only the terms related to the acquisition of Textron Inc.'s 83 percent ownership interest in Paul Revere. Under the terms of the Amended Agreement, the Company has agreed to pay to Textron Inc. $20 per share in cash and a number of shares of newly issued common stock equal to the product of 6 and the Textron Inc. Exchange Ratio.

The transaction will be financed through common equity issued to Zurich Insurance Company, a Swiss insurer, or one or more of its affiliates, common equity issued to Paul Revere shareholders, debt, and internally generated funds. The composition of the proposed financing arrangements would be as follows, giving effect to each of the three forms of merger consideration available for election by the Paul Revere public shareholders as of September 30, 1996:

             ASSUMING THE DESIGNATED FORM OF MERGER CONSIDERATION
               IS ELECTED BY ALL PAUL REVERE PUBLIC SHAREHOLDERS
                                 (IN MILLIONS)

                                      Mixed Consideration        Stock Consideration        Cash Consideration
                                    -----------------------    -----------------------    ----------------------
                                                No. Shares                 No. Shares                No. Shares
                                                  Issued                     Issued                    Issued
                                                ----------                 ----------                ----------
Equity
   Zurich Insurance Company            $300.0      9.5           $300.0       9.5           $300.0      9.5
   Textron Inc.                         225.0      6.0            225.0       5.9            225.0      7.7
   Paul Revere Public Shareholders       45.0      1.4            195.0       5.8                0        0
Debt                                    530.1                     380.1                      575.1
Internally Generated Funds              120.0                     120.0                      120.0

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1996

NOTE 4--COMMITMENTS AND CONTINGENT LIABILITIES - CONTINUED

The Exchange Ratio and related average closing price per share assumed in the above examples are as follows:


                                                     Mixed                Stock               Cash
                                                 Consideration        Consideration       Consideration
                                                 -------------        -------------       -------------
Paul Revere Public Shareholders
   Exchange Ratio                                     .0317                .0295               .0343
   Average Closing Price Per Share                  $31.500              $33.875             $29.125
Textron Inc.
   Exchange Ratio                                     .0265                .0263               .0343
   Average Closing Price Per Share                  $37.750              $38.020             $29.125

The transaction is subject to regulatory and shareholder approval.

CONTINGENT LIABILITIES

Various lawsuits against the Company have arisen in the normal course of business. Contingent liabilities that might arise from litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

NOTE 5--LONG-TERM DEBT

On July 30, 1996, the Company entered into an $800.0 million five-year revolving credit facility with various domestic and international banks. The purpose of this arrangement was to provide partial financing for the purchase of Paul Revere, to refinance the existing bank term notes of $200.0 million, and for general corporate uses. Interest is variable based upon a London Interbank Offered Rate (LIBOR) plus a margin. At September 30, 1996, the outstanding borrowing under the revolving credit facility was $200.0 million.

During the third quarter, the Company repaid the $200.0 million bank term notes which were due on or before December 31, 1996.

NOTE 6--SALE OF A PORTION OF A LINE OF BUSINESS

In December 1994, the Company entered into an Asset and Stock Purchase Agreement (the Agreement) with Healthsource, Inc. (Healthsource) whereby Healthsource agreed to acquire certain assets and assume certain liabilities of the Company's group medical business. The sale was completed on May 31, 1995 effective April 30, 1995. The Company received $131.0 million in cash and $100.0 million of a new issue of Healthsource 6.25% preferred stock which was redeemed at par in the first quarter of 1996. Pursuant to the Agreement, assets were transferred to Healthsource which had a carrying value of approximately $297.5 million. Liabilities assumed by Healthsource in connection with the transferred business totaled $221.5 million. Total revenue and income before federal income taxes for the group medical business were $146.2 million and $3.3 million, respectively, for the four month period ended April 30, 1995. The gain on sale of the Company's group medical business increased 1995 year-to-date operating earnings by $21.8 million ($0.48 per common share) before taxes and $14.2 million ($0.31 per common share) after taxes.

PROVIDENT COMPANIES, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1996

NOTE 7--CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", effective January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS 121 also requires that long-lived assets and certain intangibles to be disposed of generally be reported at the lower of the carrying amount or fair value less cost to sell.

The primary assets of the Company which are subject to SFAS 121 are investment real estate and property and equipment used in the Company's daily operations. The effect of the adoption of SFAS 121 on the Company's financial position and results of operations was immaterial.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
Provident Companies, Inc.

We have reviewed the accompanying condensed consolidated statement of financial condition of Provident Companies, Inc. and Subsidiaries as of September 30, 1996, the related condensed consolidated statements of income for the three and nine month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Chattanooga, Tennessee
November 12, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS

     Revenue excluding net realized investment gains and losses ("revenue") declined $36.8 million, or 6.1 percent, to $566.8 million in the third quarter of 1996 from $603.6 million in the third quarter of 1995. The decline was the result of lower revenue in the other operations segment ($40.6 million) and employee benefits segment ($2.1 million), which was partly offset by increased revenue in the individual life and disability segment ($5.9 million).

     For the first nine months of 1996, revenue declined $256.6 million, or 12.9 percent, to $1,733.4 million from $1,990.0 million in the first nine months of 1995. The decline was the result of lower revenue in the other operations segment ($290.2 million), which was partly offset by increased revenue in the individual life and disability segment ($21.4 million) and the employee benefits segment ($12.2 million).

     Income before net realized investment gains and losses and federal income taxes ("income") increased $3.9 million, or 7.5 percent, to $55.9 million in the third quarter of 1996 from $52.0 million in the third quarter of 1995. The increase was the result of higher income in the individual life and disability segment ($17.3 million) which more than offset lower income in the employee benefits segment ($3.4 million) and other operations segment ($10.0 million).

     For the first nine months of 1996, income increased $16.4 million, or 10.8 percent, to $168.4 million from $152.0 million in the first nine months of 1995. Included in the income for the first nine months of 1995 is a before-tax gain of $21.8 million resulting from the sale of the Company's medical services business. Excluding that gain, income for the first nine months of 1996 increased $38.2 million, or 29.3 percent. The increase was the result of higher income in the individual life and disability segment ($63.2 million) and employee benefits segment ($7.7 million) which was partly offset by the other operations segment ($32.7 million, excluding the gain on the sale).

                        INDIVIDUAL LIFE AND DISABILITY

     Revenue in the individual life and disability segment increased $5.9 million, or 2.3 percent, to $264.1 million in the third quarter of 1996 from $258.2 million in the third quarter of 1995. The increase was primarily the result of higher net investment income. Net investment income in this segment increased $5.5 million, or 5.9 percent, due to an increased allocation of capital to the individual disability income line of business. Premium income in this segment declined $1.0 million, or 0.6 percent, to $162.3 million in the third quarter of 1996 from $163.3 million in the third quarter of 1995. The decline was primarily the result of slower new sales of individual disability income products in prior quarters due to product changes introduced by the Company in late 1994. These changes are discussed below.

     For the first nine months of 1996, revenue for this segment increased $21.4 million, or 2.8 percent, to $781.1 million from $759.7 million in the first nine months of 1995. The increase was primarily the result of higher net investment income, which increased $23.8 million, or 8.9 percent, to $291.1 million for the first nine months of 1996 from $267.3 million for the first nine months of 1995, due to an increased allocation of capital to the individual disability income line of business. Premium income in this segment was essentially unchanged at $482.9 million in the first nine months of 1996, as compared to $483.5 million in the first nine months of 1995.

     In November 1994, the Company announced its intention to discontinue selling individual non-cancellable disability income contracts with own-occupation provisions (other than conversion policies available under existing contractual arrangements). The Company is focusing on providing "loss of earnings" contracts which insure income rather than occupation, instead of the traditional non-cancellable, own-occupation contracts. During the transition to the new products, revenue in this line is expected to decline as a result of a period of lower premiums associated with the new products. The magnitude and duration of the expected decline are dependent on the response of customers and competitors in the industry. In the first nine months of 1996, annualized new premiums for individual disability income declined $12.6 million, or 27.9 percent, to $32.5 million, from $45.1 million in the first nine months of 1995. In the third quarter of 1996, annualized new premiums were $12.0 million compared to $11.4 million for the third quarter of 1995, an increase of 5.3 percent, indicating improving market acceptance of the new product line.

     Income in this segment increased $17.3 million to $34.3 million in the third quarter of 1996 from $17.0 million in the third quarter of 1995. The individual disability income line produced income of $27.2 million in the third quarter of 1996 compared to $9.6 million in the third quarter of 1995. Management believes substantial investments in the individual disability claims management process since the first quarter of 1995 helped produce the significant improvement in results in this line. New claims declined in the third quarter of 1996 relative to the year ago quarter and relative to the first and second quarters of 1996, and claim resolutions improved in the third quarter of 1996 relative to the third quarter of 1995. The individual life line of business produced income of $6.6 million in the third quarter of 1996, compared to $7.0 million in the third quarter of 1995, primarily due to a slight increase in benefits paid in the third quarter of 1996 relative to the prior year period.

     For the first nine months of 1996, income from this segment increased $63.2 million to $80.7 million from $17.5 million in the first nine months of 1995. The individual disability line of business recorded income of $61.6 million in the first nine months of 1996, compared to a loss of $0.7 million in the first nine months of 1995. Morbidity experience was at somewhat higher levels than expected in the first quarter of 1995. New claims declined at the end of 1995, and claim resolutions were at higher levels in the final three quarters of 1995. Claim experience in the first nine months of 1996 was improved over that of the first quarter of 1995. Substantial investments in the claims management process, which helped produce a higher level of net claim resolutions, contributed to the improvement. The major elements of the investments in the claims management process include an emphasis on early intervention to better respond to the specific nature of the claim, increased specialization to properly adjudicate the increasingly specialized nature of disability claims, and an increased level of staffing with experienced claim adjusters. The individual life line of business produced income of $18.0 million in the first nine months of 1996 compared to $16.5 million in the first nine months of 1995, an increase of 9.1 percent. The improvement was primarily due to improved mortality in the first nine months of 1996 compared to the prior year period.

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

     The Company has engaged outside consultants to work with its personnel in refining its methodology for analyzing frequency and severity rates, as well as other factors that may affect reserve adequacy. Management believes these refinements should provide the Company a better methodology for anticipating changes in morbidity rates and a better methodology for reflecting those changes in the management of its business. Although still in the developmental stage, the results of testing of these methodologies appear encouraging, and if they prove reliable, would indicate a sufficiency in the Company's reserves. As the Company gains additional experience to prove the validity of the refined methodologies, adjustments to reserve assumptions for new claims on the existing block of business may be appropriate in future periods.

     It is not possible to predict with certainty whether morbidity, interest rates, and expenses will continue at a level consistent with the assumptions used in the loss recognition study, improve, or deteriorate; however, the current assumptions as to these factors represent management's best estimates in light of present circumstances. Additional increases to reserves would be required if there is material deterioration in morbidity, interest rates, and/or expenses. As part of its ongoing management of this line of business, the Company will conduct a loss recognition study annually to validate the continued adequacy of current reserves.


                               EMPLOYEE BENEFITS

     Revenue in the employee benefits segment declined $2.1 million, or 1.4 percent, to $144.6 million in the third quarter of 1996 from $146.7 million in the third quarter of 1995. The decrease was the result of a decline in premium income of $2.7 million, or 2.2 percent, to $117.9 million in the third quarter of 1996 from $120.6 million in the third quarter of 1995. Increased premium income in the voluntary benefits and group disability lines of business were more than offset by lower premium levels in the medical stop-loss line of business. Net investment income declined $0.1 million to $24.8 million in the third quarter of 1996 from $24.9 million in the third quarter of 1995.

     For the first nine months of 1996, revenue from this segment increased $12.2 million, or 2.7 percent, to $456.3 million, from $444.1 million in the first nine months of 1995. The increase was primarily the result of an increase in premium income of $6.9 million, or 1.9 percent, to $379.0 million in the first nine months of 1996 from $372.1 million in the first nine months of 1995. Increased premium income in the voluntary benefits, group life, group disability, and packaged products lines of business contributed to this increase. Net investment income in this segment increased $5.1 million, or 7.6 percent, to $72.4 million in the first nine months of 1996 from $67.3 million in the first nine months of 1995.

     Income in this segment declined $3.4 million, or 28.8 percent, to $8.4 million in the third quarter of 1996 from $11.8 million in the third quarter of 1995. Increased income in the group disability line of business was offset by lower income in the other lines of business included in this segment. Income from the medical stop-loss line of business declined to a loss of $0.3 million in the third quarter of 1996 compared to income of $3.3 million in the third quarter of 1995 due to a deterioration in the benefit ratio as well as lower premium income. The group disability line of business produced income of $0.5 million in the third quarter of 1996, compared to a loss of $2.8 million in the third quarter of 1995.

This increase was due to improved loss ratios which resulted from actions taken by the Company in 1995 to terminate certain contracts and increase pricing on others. The packaged products line of business produced income of $0.3 million in the third quarter of 1996, compared to $1.8 million in the third quarter of 1995, primarily due to adverse mortality during the quarter.

     For the first nine months of 1996, income for this segment increased $7.7 million, or 23.8 percent, to $40.0 million from $32.3 million in the first nine months of 1995. Improved results in the voluntary benefits and group disability lines of business more than offset lower results in the group life, medical stop-loss, and packaged products lines of business. Income in the voluntary benefits line improved to $11.6 million in the first nine months of 1996 from $5.7 million in the first nine months of 1995 due to higher revenue and an improved benefit ratio. Income from the group disability line improved to $1.6 million in the first nine months of 1996 from a loss of $12.9 million in the first nine months of 1995 due to improved loss ratios resulting from the cancellation in 1995 of a block of poorly performing small case group disability business. Partly offsetting these improvements was a decline in income from the medical stop-loss line of business, resulting from higher loss ratios and lower revenue. For the first nine months of 1996, income in this line declined 48.0 percent, to $7.8 million, from $15.0 million in the first nine months of 1995.


                               OTHER OPERATIONS

     Revenue in the other operations segment declined $40.6 million, or 20.4 percent, to $158.1 million in the third quarter of 1996 from $198.7 million in the third quarter of 1995. Revenue in the group pension line of business declined $46.1 million, or 32.1 percent, to $97.6 million in the third quarter of 1996 from $143.7 million in the third quarter of 1995 due to a decrease in funds under management. Premium income in this segment declined $0.9 million, or 11.1 percent, to $7.2 million in the third quarter of 1996 from $8.1 million in the third quarter of 1995.

     For the first nine months of 1996, revenue in this segment declined $290.2 million, or 36.9 percent, to $496.0 million from

$786.2 million in the first nine months of 1995. The decline was largely due to the sale of the medical services line of business, which contributed to 1995 results operating revenue of $146.1 million and a gain of $21.8 million from the sale of the business. In addition, revenue in the group pension line of business declined $143.1 million, or 31.2 percent, to $316.2 million in the first nine months of 1996 from $459.3 million in the first nine months of 1995 due to a decrease in funds under management. Premium income declined $89.1 million to $21.4 million in the first nine months of 1996 from $110.5 million in the first nine months of 1995. This decline is primarily due to the sale of the medical services line of business, which produced $90.9 million of premium income prior to its sale in the second quarter of 1995.

     Income in this segment declined $10.0 million, or 43.1 percent, to $13.2 million in the third quarter of 1996 from $23.2 million in the third quarter of 1995. The decline was primarily the result of lower income in the group pension line of business, which declined $8.5 million, or 42.5 percent, to $11.5 million in the third quarter of 1996 from $20.0 million in the third quarter of 1995. The decline in this line was primarily the result of lower net investment income resulting from a decrease in funds under management and a reduced amount of capital allocated to this line. Income from the block of corporate-owned life insurance declined 20.4 percent, to $3.9 million in the third quarter of 1996, compared to $4.9 million in the third quarter of 1995, due to less favorable mortality experience.

     The Company announced in December 1994, that it would discontinue the sale of traditional guaranteed investment contracts (GICs). Funds under management from traditional GICs declined $1.967 billion, or 36.3 percent, to $3.450 billion at September 30, 1996, from $5.417 billion at September 30, 1995. Total funds under management and equivalents declined $2.269 billion, or 23.9 percent, to $7.221 billion at September 30, 1996, from $9.490 billion at September 30, 1995. Included in this total are accumulated funds from the sale of synthetic GICs which totaled $2.191 billion at September 30, 1996 compared to $2.426 billion at September 30, 1995. Based on a desire to focus resources elsewhere, management has decided to discontinue accepting new synthetic GIC deposits and is exploring the potential disposition of its block of synthetic GICs.

     For the first nine months of 1996, income for this segment declined $54.5 million, or 53.3 percent, to $47.7 million from $102.2 million in the first nine months of 1995. The decline was partially the result of the 1995 gain on the sale of the medical services line of business discussed above. In addition, the decline was due to lower income in the group pension line of business, which declined $17.9 million, or 31.6 percent, to $38.8 million in the first nine months of 1996 from $56.7 million in the first nine months of 1995. The decline in this line was primarily the result of lower funds under management and lower income from a reduced amount of capital allocated to this line. Income from the corporate-owned life insurance line of business increased $0.8 million to $15.0 million in the first nine months of 1996 from $14.2 million in the first nine months of 1995. The medical services line of business produced income of $3.2 million prior to its sale in the second quarter of 1995.


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

     The Company's requirements are met primarily by cash flow provided from operations, principally in Provident. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash. Cash flow from operations was sufficient in 1995 and the first nine months of 1996. Cash is applied to the payment of policy benefits, costs of acquiring new business (principally commissions) and operating expenses, as well as purchases of new investments. The Company has established an investment strategy that management believes will provide for adequate cash flow from operations.

     The Company expects no material adverse effect on its liquidity as a result of the discontinuance of sales of traditional GICs. While historically the investment strategy for this product line has been to match the effective asset durations with the related expected liability durations, the Company has been following a cash flow matching strategy since new sales were discontinued.

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

     On April 29, 1996, the Company announced that it had entered into an Agreement and Plan of Merger ("Agreement") with The Paul Revere Corporation ("Paul Revere") pursuant to which the Company would acquire Paul Revere at a price of approximately $1.2 billion.

     The Company and Paul Revere's 83 percent shareholder, Textron Inc. ("Textron"), announced on November 6, 1996, that Textron had agreed to provide additional capital to Paul Revere and that the parties would make certain other adjustments relating to the Company's acquisition of Paul Revere. This followed the announcement by Paul Revere of a $244.3 million after-tax reserve strengthening in its individual disability insurance segment. The strengthening reflected the results of a previously announced comprehensive reserve study prepared in accordance with generally accepted accounting principles which was completed in early November 1996.

     The financial terms of the acquisition are unchanged to Paul Revere's public shareholders from those of the original Agreement. Under the terms of the Amended and Restated Agreement and Plan of Merger (the "Amended Agreement"), Textron is committed to make a capital contribution to Paul Revere of between $100 million and $180 million. The amount of the contribution will be determined by the amount of statutory reserve strengthening required by the Commissioner of Insurance of Massachusetts as a condition to consenting to the acquisition of Paul Revere by the Company. Paul Revere is currently conducting a statutory reserve study which will be an important component of the review process in Massachusetts. Textron has also agreed to the resetting of the Exchange Ratio to be used in computing the number of shares of Company stock that will constitute the stock portion of the merger consideration Textron will receive for its 37.5 million shares of Paul Revere stock. The Exchange Ratio for Textron as defined in the original Agreement was to be no lower than 0.0295, compared to a minimum Textron Exchange Ratio of 0.0263 under the Amended Agreement. This change may reduce the number of shares of the Company's stock that Textron will receive. Additional consideration totaling approximately $35 million will also be paid to the Company or contributed to Paul Revere by Textron. The Amended Agreement contains certain limited purpose hold harmless provisions pursuant to which Textron has agreed to indemnify the Company from specified damages. When the review process for the joint proxy statement/prospectus has been completed, the transaction remains subject to the required vote of the shareholders of the Company and Paul Revere and to the approval of the Commonwealth of Massachusetts Division of Insurance.

     The foregoing discussion of the Amended Agreement is qualified in its entirety by reference to the Amended Agreement and the joint press release of the Company and Textron dated November 6, 1996, copies of which are attached as exhibits hereto and which are incorporated by reference herein.

     The acquisition will be financed through common equity issuance to Zurich Insurance Company, a Swiss insurer, or one or more of its affiliates, common equity issuance to Paul Revere shareholders, debt, and internally generated funds. Contractual commitments are in place for the debt issuance. For additional information, see Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements. The Company believes the cash flows from the combined operations will be sufficient to meet its operating and financing cash flow requirements.

                                  INVESTMENTS

     The Company's exposure to non-current investments has been insignificant for the past few years. Non-current investments are primarily foreclosed real estate investments, delinquent mortgage loans, and bonds in default. Non-current investments at September 30, 1996 were $21.8 million, or 0.16 percent of invested assets.

     The Company's investment in mortgage-backed securities totaled $2.6 billion on an amortized cost basis at September 30, 1996, and $2.9 billion at December 31, 1995. At September 30, 1996, the mortgage-backed securities had an average life of 7.9 years and effective duration of 5.5 years. The mortgage-backed securities are valued on a monthly basis using valuations supplied by the brokerage firms that are dealers in these securities. The primary risk involved in investing in mortgage-backed securities is the uncertainty of the timing of cash flows from the underlying loans due to prepayment of principal. The Company uses models which incorporate economic variables and possible future interest rate scenarios to predict future prepayment rates. The Company has not invested in mortgage-backed derivatives, such as interest-only, principal-only or residuals, where market values can be highly volatile relative to changes in interest rates.

     As with most other fixed income investments, below-investment-grade bonds are subject to the effects of changes in the overall level of interest rates, which can affect both capital and reinvestment return. Below-investment-grade bonds are inherently more risky than investment-grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Also, the secondary market for certain below-investment-grade issues can be highly illiquid. Management does not anticipate any liquidity problem being caused by the investments in below-investment-grade securities, nor does it expect these investments to adversely affect its ability to hold its other investments to maturity. Adverse events occurring in the market for this type of investment in the last 5 to 10 years are not reasonably expected to have a material adverse effect on results of operations or the financial condition of the Company primarily because of the exposure level to such investments.

     The Company's exposure to below-investment-grade fixed maturity securities at September 30, 1996 was $850.5 million, representing 6.4 percent of invested assets, below the internal limit of 7.5 percent of invested assets for this type of investment. The Company's holding of $100 million of Healthsource 6.25% preferred stock, related to the sale of the group medical services business, was redeemed in cash at par by Healthsource during the first quarter of 1996.

     During 1995, GIC portfolios totaling $643.0 million were restructured on a duration neutral basis, moving maturities from 1996 and 1997 to 1995, 1998, and 1999. Hedge transactions with notional amounts totaling $300.0 million were initiated, fixing the sales price of future asset sales. In addition, $104.0 million of long-term bonds were sold in the group pension portfolio with $35.0 million invested in 1997 maturity bonds and the remainder used to meet current obligations.

     During the third quarter of 1995, the Company executed a series of cash flow hedges in its individual disability income portfolio, hedging $495.0 million of expected cash flows in the years 1996 through 2000 using forward interest rate swaps. The purpose of this action was to hedge the reinvestment of future cash flows and protect the Company from the potential adverse impact of declining interest rates over the next five years. Management estimates that the yields on cash flows in the 1996 to 2000 time period for the individual disability income portfolio will range between 8.15 percent and 8.55 percent when the hedges terminate and long-term assets are purchased.

     During the first quarter of 1996, the Company continued the program of using forward interest rate swaps to hedge reinvestment of future cash flows. A notional amount of $100.0 million of forward swaps was executed in the group pension single premium annuity portfolio to hedge cash flows expected in the years 2000 and 2001. Management estimates the hedge-adjusted yield on long-term asset purchases will range between 8.20 percent and 8.40 percent when the hedges terminate.

     During the second quarter of 1996, $200.0 million notional amount related to the group pension cash match hedge settled, producing a net realized investment loss of $7.5 million. In addition, $300.0 million of forward interest rate swaps were added as part of the program to hedge future cash flows for the individual disability income ($200.0 million) and the group pension single premium annuity ($100.0 million) lines of business for the years 1996 to 2001. During the quarter, $50.0 million in contracts related to the individual disability income line of business settled, producing a net realized investment gain of $0.7 million.

     During the third quarter of 1996, an additional $200.0 million notional amount related to the group pension cash match hedge settled, producing a net realized investment loss of $8.1 million. In addition, the activity related to hedging reinvestment of expected future cash flows from the individual disability income line continued during the third quarter of 1996 as $100.0 million notional amount was closed, producing investment yields of 8.16 percent.

     Management has added resources in the investment area to address portfolio risks and expects further portfolio adjustments in the future as product and investment strategies change and develop.


                       REVIEW BY INDEPENDENT ACCOUNTANTS

     The condensed consolidated financial statements at September 30, 1996, and for the three month and nine month periods then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent accountants, and their report is included herein.

                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K


(a)        Exhibit 2.1   Amended and Restated Agreement and Plan of Merger,
                         dated as of April 29, 1996, by and among Provident
                         Companies, Inc., Patriot Acquisition Corporation, and
                         The Paul Revere Corporation (including exhibits thereto).

           Exhibit 15    Letter re: unaudited interim financial information

           Exhibit 27    Financial Data Schedule (for SEC use only)

           Exhibit 99.1 Text of the press release dated November 6, 1996, issued by Provident Companies, Inc. and Textron Inc.


(b)        Reports on Form 8-K  - None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Provident Companies, Inc.



Date:  November 11, 1996         /s/J. Harold Chandler
                                 --------------------------------
                                 J. Harold Chandler
                                 Chairman, President and
                                 Chief Executive Officer



Date:  November 11, 1996         /s/Thomas R. Watjen
                                 --------------------------------
                                 Thomas R. Watjen
                                 Executive Vice President and
                                 Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   EXHIBITS

                                      to

                                   FORM 10-Q



                           PROVIDENT COMPANIES, INC.

                               INDEX OF EXHIBITS

               EXHIBIT                                          PAGE
Exhibit 2.1    Amended and Restated Agreement and Plan           32
               of Merger, dated as of April 29, 1996,
               by and among Provident Companies, Inc.,
               Patriot Acquisition Corporation, and The
               Paul Revere Corporation (including
               exhibits thereto).

Exhibit 15     Letter re: unaudited interim financial            96
               information

Exhibit 27     Financial Data Schedule (for SEC use              98
               only)

Exhibit 99.1   Text of the press release dated                  100
               November 6, 1996, issued by Provident
               Companies, Inc. and Textron Inc.