Form 10-Q/A
period 1996-09-30
PROVIDENT COMPANIES INC
filed 1996-11-15
CIK 1004316

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                 FORM  10-Q/A

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period end September 30, 1996.

Commission file number                      000-19388
                                           -----------

                           PROVIDENT COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                               62-1321664
-------------------------------             -------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)


                1 Fountain Square, Chattanooga, Tennessee  37402
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


                     Total number of pages included are 2
                                                       ---

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Provident Companies, Inc.



Date:  November 15, 1996         /s/J. Harold Chandler
                                 --------------------------------
                                 J. Harold Chandler
                                 Chairman, President and
                                 Chief Executive Officer



Date:  November 15, 1996         /s/Thomas R. Watjen
                                 --------------------------------
                                 Thomas R. Watjen
                                 Executive Vice President and
                                 Chief Financial Officer